Form 10-K/A
period 1999-12-31
SAS CO OCWEN HOME EQ TR 1999 OFS1 ASS BKD CERT SER 1999 OFS
filed 2000-05-09
CIK 1092926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein


Date:  May 9, 2000              By: /s/ Cynthia Kerpen Smiros
                                    -----------------------------------
                                    Cynthia Kerpen Smiros
                                    Vice President

                                 EXHIBITS

Exhibit     Description

 99.1       Annual Statements of Compliance
 99.2       Annual Independent Public Accountant's Servicing Report




EXHIBIT 99.1 -Annual Statements of Compliance

                                  O  C  W  E  N

            OFFICER'S CERTIFICATE ON ANNUAL STATEMENT AS TO COMPLIANCE



March 24, 2000



     Pursuant to the applicable sections of the Servicing Agreements, I Scott W. Anderson as officer of Ocwen Federal Bank FSB (the "Bank") confirm that a review of the activities of the Bank ended December 31, 1999 and of performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreement throughout the period, other than as noted in the Management Assertion on Compliance with USAP.



/S/  Scott W. Anderson
Vice President of Residential Assets

                                  O  C  W  E  N

                      MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP


March 24, 2000


As of and for the year ended December 31, 1999, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank" ) has compiled in all mateial respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

Standard: Custodial bank accounts and related bank clearing account reconcilations shall be prepared within 45 calendar days after the cutoff date and documented reconciling items shall be resolved within 90 calendar days of their original identification.

During 1999, certain of the Bank's 1999 custodial account reconciliations were not prepared with 45 days after the cutoff date. However, these reconciliations and all subsequent reconciliations have been prepared through December 31, 1999.

In addition, cetain reconcilating items which arose during the year ended December 31, 1999 were not specifically identified and/or were not cleared within 90 days of identification. Management hs developed an action plan and has continud to follow the action plan to resolve all outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not hae a mateial impact on the status of any custodial accounts.

Standard: Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

Mortgage payments were credited to the investors in the Bank's internal servicing records within two business days of receipt. However, certain mortgage payments were not deposited into investors' custodial bank accounts within two business days of receipt.

Standard: Escrow funds held in trust or a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

During 1999, escrow funds held in trust for certain mortgagors were not returned to the mortgagor within thirty days of the payoff of their mortgage loan. However, these escrow funds were returned within the required number of days as required by the Real Estate Settlement Procedures Act.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,00,000.

/s/  Ronald M. Farris
Executive Vice President

/s/  Scott W. Anderson
Vice President of Residential Assets


/s/ Joseph P. Hillery
Director of Investor Reporting

EXHIBIT 99.2 - Annual Independent Public Accountant's Servicing Report

PRICEWATERHOUSE COOPERS
200 East Las Olas Boulevard
Suite 1700
Ft. Lauderdale, FL  3301


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion about Ocwen Federal Bank FS's ("the Bank") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 1999, included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank compiled with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999 is fairly stated, in all mateial respects.

/s/
PRICEWATERHOUSE COOPERS LLP

Fort Lauderdale, Florida
March 24, 2000